Form 10KSB
period 1999-12-31
WEBMEDICAL SERVICES COM INC
filed 2000-04-14
CIK 1099116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X]    ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF  1934
               For  the  fiscal  year  ended  December  31,  1999

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SSECURITIES EXCHANGE
ACT  OF  1934
               For the transition period from                to
                                              --------------   -----------------

               Commission  file  number  000-28545

                          WEBMEDICALSERVICES.COM, INC
                          ---------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Nevada                                        88-0418439
------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation  or  organization)

9410  Broadview,  Miami,  FL                   33154
----------------------------                   -----
(Address of principal executive offices)      (Zip  Code)

Issuer's  telephone  number  (877)603-4382

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
NONE

         Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------
                         Common Stock, $.0001 par value

     Check  whether  the  issuer  (a)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has  been  subject  to such filing requirements of the past 90 days.   [X] Yes
[ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this for 10-KSB [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year.
     NONE

     The Company's stock is not, and has not, been traded or quoted. Therefore, there is no way to ascertain a market value for the stock.

     The  number  of  shares outstanding as of December 31, 1999 was 20,000,000.

DOCUMENTS  INCORPORATED  BY  REFERENCE
     NONE

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 7, "Management's Discussion and Analysis of Financial Condition."

                                     PART I
Item  I  DESCRIPTION  OF  BUSINESS

A.     BUSINESS  DEVELOPMENT  AND  SUMMARY

     WebMedicalServices.com, Inc., hereinafter referred to as "The Company" or WebMedical, was organized by the filing of articles of incorporation with the Secretary of State of the State of Nevada on February 16, 1999. The articles of The Company authorized the issuance of fifty million (50,000,000) shares of Common Stock at a par value of $0.0001 per share.

     The Company is a developmental stage company with the principal business objective to provide medical services and products to the public over the Internet. It is intended for the public to be able to receive consultations from physicians by typing in questions with the on-line site; also by telephone over a "900" number, fax, or mail. Payment may be by credit card over a secure website or with a toll free "800" telephone or check by fax. Patients may pay for individual consultations or subscribe to a yearly flat payment plan. Management intends to provide patients with access to primary care physicians over the Internet in family medicine, pediatrics, internal medicine, including cardiology and obstetrics/gynecology.

     The Company plans to sell and construct websites to physicians, giving the physicians an exclusivity in various geographic areas. The cost of constructing a site for a physician could range between five hundred to five thousand dollars, depending on the complexity of the site. Initially, the Company plans to concentrate on primary care physicians such as family medicine. Later, specialties such as psychiatry, surgery, ear-nose-throat, urology, neurology, endocrinology (including diabetes), oncology (cancer), rheumatology may be added. The Company expects that information about holistic alternative medicine and products will be popular as a site. Physicians trained in this field may also have a network of sites developed by the Company.

     Direct selling to the public of medial supplies, products, herbal medicines and over-the-counter non-prescription medicines are planned to be available at the site. Easy diagnostics e.g.: glucose monitoring, cholesterol tests, AIDS testing, pregnancy tests, urine test strips, ear, axillary, pacifier and digital thermometers, ace bandages, splints, blood pressure cuffs, otoscopes, anti-poison kits, nebulizer machines for asthmatics, emergency and first aid kits, diaper disposals, special feeding bottles are among some of the products that are planned.

     The Company also plans to develop computer software, tentatively called "Smart Kids" to assist parents in teaching babies and young children early motor, language, math, science and reading skills.

     The Company also plans to assist in physician recruitment and continuous medical education courses (CME) to physicians over the Internet to help them renew their licenses. Physicians looking for job placements are a sudden growing industry as a result of managed care, management believes. In addition, discount travel services, insurance, office supplies and auto leases can be offered to physicians via the Internet.

     In addition, the Company plans to purchase and manage primary medical practices (pediatrics, family medicine and internal medicine) and will also concentrate efforts to acquire specialty practices outside of managed care (e.g.: plastic surgery, ophthalmology including laser refractive eye surgery and dermatology, including cosmetic procedures). The Company also intends to assist in the sale of medical practices to large medical management companies and hospitals.

     The Company has no website as yet, and has not realized any of its intentions as yet. The Company anticipates 6 to 9 months until the research phase is completed, and development of its website(s) can begin in order to begin phase II, when actual physicians will be contacted and revenues will be expected.

     The Company intends to focus on achieving and maintaining profitability, also ensuring tight financial and systems control by 1) being fully prepared for the possible onslaught of "hits" to its website, while still providing top quality customer service, 2) focusing on quality, not quantity, of new staff, 3) instituting financial/accounting software systems to enable tight cash flow, and minimizing long-term contractual arrangements with suppliers.

B.     PRINCIPAL  PRODUCTS  AND  SERVICES  AND  PRINCIPAL  MARKETS

OVERVIEW

     WebMedical has the principal objective to become a leading medical resource on the Internet on an international scale. The Company plans to target the U.S. market as well as overseas, South America, and other foreign venues.

STRATEGY

     The Company plans to use its vast knowledge of the medical industry to provide services/products over the Internet to two principal markets: consumers and physicians. By combining the need for medical services/products with the Internet, the Company plans to expand its normal target market from a small geographical area to the international sector.

C.  DISTRIBUTION  METHODS  OF  THE  PRODUCTS  OR  SERVICES

     A)   Distribution:

                    The Company plans to ship its products to the consumer after payment is received. Information/opinions will be disseminated on the Internet. The Company believes the website will also provide an audience for other revenue-making projects, such as banners, affiliate sales and related products.

     B)   Advertising  and  Promotion

               The Company plans to attract physicians to its site(s) with sales literature, and direct mail. Multi-faceted advertising for the consumer is being planned, with an emphasis on the Spanish-speaking market.

     C)   Customer  Service

               The Company recognizes the need for an effective and responsive customer service base. Using its planned website, the Company is developing a customer service strategy to include a help section on the Internet for immediate response to its customers, as wells as chat rooms for users of its products on a 24-hour basis.

D.  GOVERNMENTAL  APPROVAL,  REGULATION  AND  ENVIRONMENTAL  COMPLIANCE

        Other than general business licensing requirements, management is unaware of any governmental approval necessary for the Company's operations in the medical industry via the Internet. In addition, management is unaware of existing or probable governmental regulations on the medical industry as it refers to the Internet. Management anticipates no material costs associated with compliance with either federal, state or local environmental law.

        However, most healthcare businesses are subject to extensive federal and state government regulations. The laws and regulations applicable to financial arrangements in the healthcare industry are complex and may be subject to varying interpretations. The Company intends to comply with all laws and regulations to which its businesses may be subject. There can be no assurance, however, that changes to current laws or regulations or that existing or future administrative or judicial interpretations of such laws and regulations will not affect the Company's businesses.

        There are no current federal, state or local laws, statutes, or rules regulating the Internet at this time that would affect the Company. However, if new enactments were to become effective, depending on the scope and extent of such laws/regulations, the Company could be directly affected either adversely or beneficially.

E.  EMPLOYEES

        As of the current date, the Company has no paid employees. The Company is dependent on Burton Feinerman, President. Dr. Feinerman does not plan to spend full time efforts on the research and development of products, plans, and physicians during the first six months of operation. Once these plans are formulated, the Company will need to hire full time operational staff as its operations commence. Dr. Feinerman is fully prepared to devote full time efforts at that time, but there can be no assurance that other full time employment of Dr. Feinerman would not offer a better salary and package to Dr. Feinerman and Dr. Feinerman could abandon the Company. The Company's future success also depends on its ability to attract and retain other qualified personnel, for which competition is intense. The loss of Dr. Feinerman or the Company's inability to attract and retain other qualified employees could have material adverse affect on the Company.

F.  COMPETITION

        The Company competes with numerous other healthcare and Internet companies. Many of these competitors have substantially greater resources than WebMedical. The Company has identified a niche in the market as it relates to medical products and services, and hopes to capitalize on the advent of the Internet.

G.  DEVELOPING  AND  CHANGING  MARKET

        The market conditions for healthcare and products are continually evolving and changing. The Company believes the current conditions will continue favorably for this type of venture. There can be no assurance that the Company's assessment of the situation is correct, nor that the products it selects will be accepted by the consumers.

ITEM  2.  DESCRIPTION  OF  PROPERTY

        The Company currently pays no rent for its executive offices. Office space is currently being used at the home of Dr. Burton Feinerman. This office arrangement is considered adequate for current and short-term operations of the Company.

ITEM  3.  LEGAL  PROCEEDINGS.

        The Company is not presently a party to any litigation, nor to the knowledge of management is any litigation threatened against the Company, which would materially affect the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          Not  applicable

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

        The Company's shares of Common Stock are not registered with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended (hereinafter referred to as the "Act"), and certain shares issued pursuant to Regulation D-504, are "restricted securities."

        Since its inception February 16, 1999, the Company has not paid cash dividends on its Common Stock. It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payments of cash dividends in the future will be dependent upon, among other things, the amount of funds available therefore, the Company's earnings, financial condition, capital requirements, and other factors which the Board of Directors deem relevant.

As  of  December  31,  1999,  there  were  35  Common  Shareholders  of  record.

The transfer agent for common stock is Florida Atlantic Stock Transfer, 7130 Nob Hill Road, Tamarac, Florida 33321.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

     The following discussion should be read in conjunction with, and is qualified in its entirety by the Financial Statements section included below.

     With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of the Company's products, projections concerning operations and available cash flow. The Company's actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

A.  OVERVIEW

     (1) The Company, since raising its initial capital, has concentrated on researching and developing medical products/services via the Internet. The Company is formulating its plans for introduction of its planned products on the Internet, as well as its marketing strategies. The Company has also identified potential employees for the development of its products, and continued service.

     During the initial phase of researching and developing, the Company anticipates the need for additional capital for equipment, personnel, and offices. Its current office at the home of its President, Dr. Burton Feinerman, 9410 Broadview, Miami, FL 33154, is being used free of charge and should be adequate for the next few months, as research and plans are formulated.

     On June 17, 1999, the Company completed an offering of 2,000,000 shares of the Common Stock of the Company to approximately 34 unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1933 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this filing, the Company has approximately 20,000,000 shares of its $0.0001 par value common voting stock issued and outstanding, which are held by 35 shareholders of record. Management fully anticipates that the proceeds from the sale will be sufficient to provide for the Company's capital needs for the next approximately three (3) to six (6) months, during its research stage of development.

     In addition, management of the Company believes the needs for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its products and services. If the Company is unable to begin to generate revenues from its anticipated products, management believes the Company will need to raise additional funds to meet its cash requirements.

     The Company believes that its initial revenues will be primarily dependent upon the number of physicians it can attract, the quality of its software, the professionalism of its customer service plan, and the profit margins on the products it offers. Realization of significant sales of the Company's products and services during the fiscal year ending December 31, 2000 is vital to its plan of operations. To that end, realization of developing quality medical website(s) and selling its products to the target market is paramount to its plan.

(2) No engineering, management or similar report has been prepared or provided for external use by the Company in connection with the offer of its securities to the public.

(3) Management believes that the Company's future growth and success will be largely dependent on its ability to obtain physicians to use its websites, to attract a stable medical force, to develop quality software, to market and advertise effectively and efficiently, and its choice of profitable products.

        The Company has incurred a minimal amount in research and development costs from February 16, 1999, to present, and the Company does not expect to incur any significant research and development expenses during the fiscal year ending December 31, 2000.

(4) The Company expects to purchase regular office equipment, i.e., desks, calculators, computers within the next 12 months. The Company also intends to purchase/lease adequate computer equipment for storage and information dissemination via the Internet for its products and services. The Company does not have any facilities or equipment to sell at this time.

(5) Management anticipates that it will hire and add 5 full time employees over the next twelve (12) months, as well as a medical staff, which will be paid on a commission-only basis. Employees will not be added during Phase I, the research period. Employees will be added as revenues permit.

(6) From inception in February 1999 through present, the Company has devoted a majority of its time on research and development. During this time, the Company incurred start up costs of $55,000 of which $45,000 has been paid by Dr. Burton Feinerman, individually. This cost included all start up costs of attorney, filing fees, and accountants, as well as advisory and consulting services. This $55,000 start up costs is borne solely by Dr. Burton Feinerman, and is part of his contribution to the Company, for which he has received 18,000,000 shares in the Company, constituting a 90% controlling position.

B.  SEGMENT  DATA

     There were no revenues from sales since its inception February 16, 1999. Because there was no revenue, no table showing percentage breakdown of revenue by business segment or products/service line is included.

C.  RESULTS  OF  OPERATIONS

     There were no revenues from sales up to the date of this filing. Since its inception, February 16, 1999, the Company has formed the Company's organization to pursue its business strategy.

     a) Pre-Operating Expenses. Pre-Operating expenses were not necessary, as all costs for the Company's legal organization, legal expenses. and financial audits are included in the start of costs of $55,000, to be paid in full by Burton Feinerman, individually.

     b) Revenues. The Company is a development state enterprise as defined in SFAS #7, and has yet to generate any revenues. The Company is devoting substantially all of its present efforts to: (1) develop materials and products to attract physicians and consumer, (2) develop plans of operations (sales strategies, customer service, e-commerce), and (3) obtain sufficient capital to commence full operations.

Impact  of  Year  2000  Issue

The Company has not experienced any adverse effect of Year 2000 issues on its systems or operations, or the systems or operations of its customers and trade suppliers.

D.  LIQUIDITY  AND  CAPITAL  RESOURCES

     As of the date of this filing, the Company has $44 on hand or in the bank. Until such time as the Company sets forth and implements its business plan, there will he no need for additional capital, since Dr. Burton Feinerman is contributing his time and expenses at no cost during that time. Although the complete strategic business plan has not yet been fully researched and put together, management, at present, foresees the possibility of the need to raise about $500,000 in additional capital to fully enter the revenue stage of its plan.

     The receipt of funds from Private Placement Offerings and loans obtained through private sources by the Company are a possibility to fund the Company until revenues can be achieved. Since inception, the Company has financed its cash flow requirements though issuance of common stock and through contributions from Burton Feinerman. As the Company expands its activities, it may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally the Company may be required to obtain additional financing to fund operations through Common Stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

     Over the next twelve months, the Company intends to initiate its revenues by establishing a website for e-commerce and contracting with physicians. However, the Company will continue the research and development of clients/products and in-depth plans. The Company believes that existing capital and anticipated funds from operations will be sufficient to sustain operations and planned expansion in the next three (3) to six (6) months. However, the need for additional capital after that time may be necessary. Consequently, the Company may seek additional financing in order to sustain operations. There can be no assurance such additional funds will be available or that, if available, such additional funds will be on terms acceptable to the Company. In either case, the financing could have negative impact on the financial conditions of the Company and its Shareholders.

     The Company anticipates that it will incur operating losses in the next twelve months. The Company's lack of operating history make predictions of future operating results difficult to ascertain. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, obtain a customer base, implement and successfully execute its business and marketing strategy, continue to develop its website and products, provide superior customer services and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so can have a material adverse effect on the Company's business prospects, financial condition and results of operations.

     Initial financing is only to provide funds to prove the business be necessary to provide medical products/services to consumers and physicians via the Internet. The Company hopes to enter into additional funding arrangements through strategic partnerships, merger, equity offering or debt offering. Nothing has been secured as of this time.

E.  RISKS  ASSOCIATED  WITH  OPERATIONS

     The Company's long-term success is partially predicated on the marketability of its website and products and the strength of its physicians.

     Its principal competition consists of entities within the medical industry, which are well established. The Company's ability to compete against these more established and more financially stable companies is premised upon the Company's ability to initiate and fulfill its development plans.

     Another uncertainty is the dependence on key personnel familiar with the control, administration, development, and training of the physicians and website developers. The loss of Burton Feinerman, President, could have an adverse effect on its continued operations.

     Although research in the Company indicates that the Internet will continue with little, if any regulation, and will continue to become a viable marketing tool, there can be no assurances that the Internet will prove to be a profitable outlay for the Company in its business plans.

     While the Company's plan is being researched and developed thoroughly, there is no assurance the plan will be accepted in or by the marketplace, nor, that if it is accepted, that demand will be sufficient to make the Company profitable. The Company cannot project with certainty the outcome of its operations, and there are no assurances that the Company will operate profitably in either the near or long term.

     Local, national, and international economic conditions may have a substantial adverse affect on the efforts of the Company. The Company cannot guarantee against the possible eventuality of any potential adverse economic conditions.

ITEM  7.  FINANCIAL  STATEMENTS.

          The  financial  statements  follow  Item  13  of  this  report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          NONE

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board, and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name                     Age            Title
----                     ---            -----
Dr. Burton Feinerman     70        President, Chairman

Duties, Responsibilities and Experience

BURTON FEINERMAN, M.D., PRESIDENT

     B.A. New York University; M.D. New York Medical College; post graduate training at the Mayo Clinic, Rochester, Minnesota; Board Certified by the
American Board of Pediatrics; served in U.S. Army in Germany as Chief of Pediatrics, 98th General Hospital; Former Chief of Pediatrics, Parkway Regional Hospital, International Hospital, Miami General Hospital, Humana Hospital Biscayne in Miami, Florida; Chief Executive Officer of Opa-General Hospital; Former Chairman, Cancer Technology, Inc.; Administrator, Town and Country Medical Center, Board of Directors, Institute for Advanced Studies in Immunology, George Washington University School of medicine; former Vice-President Hainlin Mill Land Development Company; President, Kids Medical Services International.

     From 1960 to 1994, Dr. Feinerman had a pediatric practice in Miami, Florida, that was generating $1.8 million/annum in revenue at the time of its sale. He subsequently had a successful practice in Key Largo, Florida from 1994 to 1997 that he sold to a large hospital. Member of the Board of Directors, Internet Application Services Institute, LatinMD.com, Inc. and Chinawebmedical.com, Inc.

Notable  achievements  in  his  career  and  include:

-     Alumnus  of  The  Year,  1980  at  New  York  Medical College in Education
-     Pioneer  researcher  in  cancer  immunology  and  immunotherapy
-     Pioneer  in  pediatric  managed  medical  care
-     Active  in  many  business  and  Internet  organizations

Strengths  and  personality:

- Creativity: Pioneer in many medial fields; early developer 1994 in Internet sites; able to generate new concepts ahead of the times
-     Administration:  Organization  skills in the business world and e-commerce

- Development: Organizes good management teams that are functional, practical and imaginative
- Flexibility: Able to make necessary changes and go in different directions as the situations may demand
- Hard Working: Self-described "workaholic", 18-hour days, 7 days a week to get a job done.

ITEM  10.  EXECUTIVE  COMPENSATION.

     Dr. Burton Feinerman has not received, nor is he projected to receive, any compensation for his services, including his capacities as Chairman and President other than the issuance of the Company's Common Stock as set forth in
Item  4  above.

     Should the Company become profitable and produce commensurate cash flows from operations and/or through the sale of strategic investments, there may be some level of compensation paid to him. However, this will be subject to approval by the Company's Board of Directors. It is the responsibility of the Company's Officers and its Board of Directors to determine the timing of any remuneration for key personnel. Such determination and timing thereof will be based upon such factors as positive cash flow to include equity sales, operating cash flows, capital requirements, and a positive cash flow balance in excess of $12,500 per month. At the time cash flow reaches this point, and appears to be sustainable, the Officers and Board of Directors will again readdress the compensation of its key personnel and set forth a more formal and complete plan for remuneration in line with operations of the Company. At present, the Company's management cannot accurately estimate the point when revenues and operating cash flows will be sufficient enough to implement this compensation plan, nor are they able to estimate the exact amount of compensation at this time.

     There are no annuity, pension, or retirement benefits proposed to be paid of Officers, Directors, or employees of the Company in the event of retirement at normal date pursuant to any presently existing plan provided or contributed to by the Company, or any of its subsidiaries, if any.

KEY  OFFICER  EMPLOYMENT  AGREEMENTS

     No employment contracts have been negotiated or signed as yet. However, the Company plans on having all key employees and officers sign a detailed employment contract as appropriate.

COMPENSATION  OF  DIRECTORS

     All directors will be reimbursed for expenses incurred in attending Board or committee meetings.

STOCK  OPTION  PLAN  AND  NON-EMPLOYEE  DIRECTORS'  PLAN

     No stock option plan has been set forth, and no non-employee directors' plan has been instituted. The Company may decide, at a later date, and reserves the right to, initiate these plans as deemed necessary by the Board.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table sets forth certain information as of December 31, 1999, with respect to the beneficial ownership of Common Stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding Common Stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

Name of Beneficial Owner (I)             Number        Percent
                                         of Shares     of Class (2)

Dr. Burton Feinerman(3)                  18,000,000      90%
9410 Broadview
Miami, FL 33154

All Directors & Officers as a Group      18,000,000

     (1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
     (2)  Figures  are  rounded  to  the  nearest  percentage.
     (3) As part of an advisory and servicing agreement, J. Thomas Howard, LTD retains all voting rights of the 18,000,000 shares until the fee of $55,000 has been paid in full. As of December 31, 1999, $10,000 is still due and payable from Dr. Burton Feinerman, individually.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Business Consultants. The Company has relied on J. Thomas Howard, LTD as key business consultants while in its development stage. J. Thomas Howard, LTD has provided the assistance in preparing the Company to become a reporting company. For this assistance, the Company has issued 1,300,000 shares of Common Stock at $.001 per share to companies under control by J. Thomas Howard, LTD.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          Not  applicable.


                                    PART F/S

                          WEBMEDICALSERVICES.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS



                                DECEMBER 31, 1999





                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                            SEAFIRST FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111

                          WEBMEDICALSERVICES.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


INDEPENDENT  AUDITOR'S  REPORT                                        1

FINANCIAL  STATEMENTS

     Balance  Sheet                                                   2

     Statement  of  Operations                                        3

     Statement  of  Stockholders' Equity                              4

     Statement  of  Cash  Flows                                       5

NOTES  TO  FINANCIAL  STATEMENTS                                      6

Board  of  Directors
WebMedicalServices.com,  Inc.
9410  Broadview  Drive
Miami,  FL  33154

                          Independent Auditor's Report

We have audited the accompanying balance sheet of WebMedicalServices.com, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, cash flows, and stockholders' equity for the period from February 16, 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WebMedicalServices.com, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the period from February 16, 1999 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 2, the Company has been in the development stage since its inception and has no revenues. The Company's continued viability is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
April  5,  2000

                              WEBMEDICALSERVICES.COM, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEET


                                                                        December 31,
A S S E T S                                                                 1999
                                                                     ------------------
  CURRENT ASSETS
    Cash                                                             $              44
    Receivable from shareholder                                                 10,000
                                                                     ------------------
      TOTAL CURRENT ASSETS                                                      10,044
                                                                     ------------------


    TOTAL ASSETS                                                     $          10,044
                                                                     ==================

L I A B I L I T I E S   &   S T O C K H O L D E R S '   E Q U I T Y

  TOTAL CURRENT LIABILITIES                                          $               -
                                                                     ------------------

  TOTAL LIABILITIES                                                                  -
                                                                     ------------------

  COMMITMENTS AND CONTINGENCIES                                                      -
                                                                     ------------------

  STOCKHOLDER'S EQUITY
    Common stock, 50,000,000 shares authorized,
      $.0001 par value; 20,000,000 shares
      issued and outstanding                                                     2,000
    Additional paid-in capital                                                  60,089
    Accumulated deficit                                                        (52,045)
                                                                     ------------------
    TOTAL STOCKHOLDERS' EQUITY                                                  10,044
                                                                     ------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $          10,044
                                                                     ==================

      The accompanying notes are an integral part of these financial statements.

                                       WEBMEDICALSERVICES.COM, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF OPERATIONS


                                                      Period From
                                                   February 16, 1999
                                                  (Inception) Through
                                                   December 31, 1999
                                                  -------------------

R E V E N U E S                                                 -
                                                  ----------------

E X P E N S E S
  Professional services                                    52,045
                                                 -----------------
    TOTAL OPERATING EXPENSES                               52,045
                                                 -----------------

NET LOSS                                                  (52,045)
                                                 =================



  Basic and diluted net loss per common share    $     NIL
                                                 =================

  Weighted average number of basic and diluted
    common stock shares outstanding                    20,000,000
                                                 =================

      The accompanying notes are an integral part of these financial statements.

                                                  WEBMEDICALSERVICES.COM, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                               STATEMENT OF STOCKHOLDERS' EQUITY


                                                   Common Stock
                                             -----------------------                                     Total
                                               Number                   Additional      Accumulated   Stockholders'
                                             of Shares      Amount    Paid-in Capital     Deficit        Equity
                                             ----------  -----------  ---------------  -------------  -------------
Issuance of common stock in June 1999
  for cash at an average of $.004 per share   2,000,000  $       200  $         6,889   $         -   $      7,089

Issuance of common stock at $.003 for
  professional services paid directly by
  the president of the Company               18,000,000        1,800           53,200             -         55,000

Loss for period ending, December 31, 1999             -            -                -       (52,045)       (52,045)
                                             ----------  -----------  ----------------  ------------  -------------
  Balance at December 31, 1999               20,000,000  $     2,000  $        60,089   $   (52,045)  $     10,044
                                             ==========  ===========  ================  ============  =============

      The accompanying notes are an integral part of these financial statements.

                                WEBMEDICALSERVICES.COM, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENT OF CASH FLOWS


                                                                Period From
                                                             February 16, 1999
                                                            (Inception) Through
                                                             December 31, 1999
                                                            -------------------
Cash flows from operating activities:
  Net loss                                                  $          (52,045)
  Direct payments for professional services by stockholder              45,000
                                                            -------------------

  Net cash used in operating activities                                 (7,045)
                                                            -------------------

Cash flows from investing activities:                                        -
                                                            -------------------

Cash flows from financing activities:
  Issuance of stock                                                      7,089
                                                            -------------------

  Net cash provided by financing activities                              7,089
                                                            -------------------

Net increase in cash                                                        44


Cash, beginning of period                                                    -
                                                            -------------------

Cash, end of period                                                         44
                                                            ===================

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest and income taxes:
    Interest                                                                 -
                                                            ===================
    Income taxes                                                             -
                                                            ===================

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Professional services paid directly by stockholder                    45,000
                                                            ===================

      The accompanying notes are an integral part of these financial statements.

                          WEBMEDICALSERVICES.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE  1 - ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

WebMedicalServices.com, Inc., (hereinafter "the Company"), was incorporated in February 1999 under the laws of the State of Nevada primarily for the purpose of providing medical services and non-prescription products to the public via the internet. The Company also plans to design and sell websites to physicians, giving the physicians exclusivity in various geographic regions. At December 31, 1999, the Company is operating from the residence of the Company's president, in Miami, Florida. The Company is expected to secure separate office space in the near future.

The Company is in the development stage and as of December 31, 1999 had not realized any significant revenues from its planned operations.

NOTE  2 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies of WebMedicalServices.com, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Development  Stage  Activities
------------------------------

The Company has been in the development stage since its formation on February 16, 1999. It is primarily engaged in providing medical services and products and designing and selling websites to physicians.

Going  Concern
--------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                          WEBMEDICALSERVICES.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE  2 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Cash  and  Cash  Equivalents
----------------------------

The Company has only a demand deposit account. It does not have cash equivalents at this time.

Accounting  Method
------------------

The Company's financial statements are prepared using the accrual method of accounting. WebMedicalServices.com, Inc.'s year-end is December 31.

Basic  and  Diluted  Loss  Per  share
-------------------------------------

The  Company  has  adopted Statement of Financial Accounting Standards Statement
(SFAS) No. 128, Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as there are no common stock equivalents to be included in the calculation.

Income  Taxes
-------------

No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Year  2000  Issues
------------------

Like other companies, WebMedicalServices.com, Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. At this time, the Company does not have any evidence of problems associated with the year 2000 issue.

The Company has not purchased any software or hardware. When the Company does purchase software and hardware, it will determine at that time if there could be any adverse effects to the Company's operations regarding Year 2000 issues. Management also believes that Year 2000 issues should not adversely affect the ability of its clients and customers to conduct business with the Company. Any costs associated with Year 2000 compliance will be expensed when incurred.

Impaired  Asset  Policy
-----------------------
The Company expects to review any long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable in accordance with standards in SFAS No. 121.

                          WEBMEDICALSERVICES.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE  3 - PROPERTY  AND  EQUIPMENT

At December 31, 1999 the Company does not own any property or equipment. When the Company does acquire property and equipment it expects to implement a policy to determine impairment by comparing the undiscounted future cash flows estimated to be generated by those assets to their respective carrying amounts.

NOTE  4 - ACCOUNTS  RECEIVABLE  FROM  STOCKHOLDER

At December 31, 1999, the Company has a receivable from its president, the major stockholder, in the amount of $10,000. This receivable arose from a contract signed by the president with an advisory firm designated to assist in establishing an initial public offering for the Company. The total amount of advisory services of $55,000, of which $45,000 has been expensed to date, was recorded as payment for the issuance of common stock. See Note 6.

NOTE  5 - COMMON  STOCK

Upon incorporation, the Company authorized the issuance of 50,000,000 shares of common stock at a par value of $0.0001 per share of which 20,000,000 shares are outstanding. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders, but have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared by the Board of Directors in its discretion, from funds legally available therefor. The Company has not authorized any preferred stock, convertible stock, warrants or options as of December 31, 1999.

The president and director of the Company, Dr. Burton Feinerman, owns 90% of the outstanding common stock.

NOTE  6 - RELATED  PARTY

The Company issued 1,300,000 shares of common stock to companies under the control of its key business consultant, J. Thomas Howard LTD., at $.001 per common share.

The Company issued stock to the president in exchange for professional fees to be paid by the president in the amount of $55,000, of which $45,000 has been paid to date. See Note 4. The professional fees were due to J. Thomas Howard LTD., which contracted to provide services related to the initial registration of the Company under the Securities Act of 1934. The voting rights of the shares related to this transaction are held by J. Thomas Howard LTD until the liability is satisfied.

                                    EXHIBITS

Exhibit  3.
     Articles of Incorporation incorporated by reference to Form 10SB12(g) filed December 17, 1999
     Bylaws  incorporated by reference to Form 10SB12(g) filed December 17, 1999

Exhibit  27
     Financial  Data  Schedule

                                 SIGNATURE PAGE


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMEDICALSERVICES.COM,  INC.

By  /S/  Dr.  Burton  Feinerman,  President

4/13/00

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /S/  Dr.  Burton  Feinerman,  President,  Secretary,  Treasurer,  Director

4/13/00