Form 10QSB
period 2000-03-31
WEBMEDICAL SERVICES COM INC
filed 2000-05-11
CIK 1099116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For  the  quarterly  period  ended  March  31,  2000

(   )     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

                          WebMedicalServices.com, Inc.
             (Exact name of registrant as specified in its charter)

                       Commission file number:  000-28545

           Nevada                                      88-0418439
(State of Other Jurisdiction of             (I.R.S. Employer Identification  No)
Incorporation or Organization)

9410  Broadview,  Miami,  FL                                          33154
(Address  of  Principal  Executive  Office)                         (Zip Code)

                                  877-603-4382
              (Registrant's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ( X )     NO  (   )

As of March 31, 2000 registrant had 6,666,666 shares of Common Stock outstanding.

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

                          WEBMEDICALSERVICES.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2000




                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111

                          WEBMEDICALSERVICES.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS



ACCOUNTANT'S  REVIEW  REPORT                                            1

FINANCIAL  STATEMENTS

     Balance  Sheets                                                    2

     Statements  of  Operations                                         3

     Statements  of  Stockholders'  Equity                              4

     Statements  of  Cash  Flows                                        5

NOTES  TO  FINANCIAL  STATEMENTS                                        6

Board  of  Directors
WebMedicalServices.com,  Inc.
9410  Broadview  Drive
Miami,  FL  33154

                           Accountant's Review Report

We have reviewed the accompanying balance sheet of WebMedicalServices.com, Inc. (a development stage company) as of March 31, 2000 and the related statements of operations, cash flows, and stockholders' equity for the three months ended March 31, 2000, and for the period from February 16, 1999 (inception) through
March 31, 2000. These financial statements are the responsibility of the Company's management

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1999 were audited by us and we expressed an unqualified opinion on them in our report dated April 5, 2000, but we have not performed any auditing procedures since that date.

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



Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
April  25,  2000

                                   WEBMEDICALSERVICES.COM, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                          BALANCE SHEET


                                                                      March 31,    December 31,
                                                                        2000          1999
A S S E T S                                                          (Unaudited)
                                                                     ------------  ------------
  CURRENT ASSETS
    Cash                                                             $        14   $        44
    Receivable from shareholder                                               -         10,000
                                                                     ------------  ------------
      TOTAL CURRENT ASSETS                                                    14        10,044
                                                                     ------------  ------------


    TOTAL ASSETS                                                              14   $    10,044
                                                                     ============  ============

L I A B I L I T I E S   &   S T O C K H O L D E R S '   E Q U I T Y

  TOTAL CURRENT LIABILITIES                                                    -             -
                                                                     ------------  ------------

  TOTAL LIABILITIES                                                            -             -
                                                                     ------------  ------------

  COMMITMENTS AND CONTINGENCIES                                                -             -
                                                                     ------------  ------------

  STOCKHOLDER'S EQUITY
    Common stock, 50,000,000 shares authorized,
      $.0001 par value; 6,666,665 shares
      issued and outstanding                                                 667           667
    Additional paid-in capital                                            61,422        61,422
    Accumulated deficit                                                  (62,075)      (52,045)
                                                                     ------------  ------------
    TOTAL STOCKHOLDERS' EQUITY                                                14        10,044
                                                                     ------------  ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                14   $    10,044
                                                                     ============  ============


               See accountant's review report and notes to financial statements.

                                              WEBMEDICALSERVICES.COM, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENT OF OPERATIONS


                                                                   For the Period          Period From
                                                For the Three   From February 16, 1999   February 16, 1999
                                                 Months Ended    (Inception) Through    (Inception) Through
                                                March 31, 2000      March 31, 1999        March 31, 2000
                                                  (Unaudited)         (Unaudited)           (Unaudited)
                                                --------------  ----------------------  -------------------
R E V E N U E S                                 $           -   $                   -   $                -
                                                --------------  ----------------------  -------------------

E X P E N S E S
  Bank charges                                             30                      -                    30
  Professional services                                10,000                  25,000               62,045
                                                --------------  ----------------------  -------------------
    TOTAL OPERATING EXPENSES                           10,030                  25,000               62,075
                                                --------------  ----------------------  -------------------


NET LOSS                                        $     (10,030)                (25,000)             (62,075)
                                                ==============  ======================  ===================




  Basic and diluted net loss per common share   $      nil                 nil          $            (0.01)
                                                ==============  ======================  ===================

  Weighted average number of basic and diluted
    common stock shares outstanding                 6,666,665               6,666,665            6,666,665
                                                ==============  ======================  ===================


               See accountant's review report and notes to financial statements.

                                       WEBMEDICALSERVICES.COM, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF STOCKHOLDERS' EQUITY


                                                  Common Stock
                                              -----------------------                                          Total
                                               Number     Additional      Accumulated                       Stockholders'
                                              of Shares     Amount      Paid-in Capital       Deficit          Equity
                                              ---------  ------------  -----------------  ----------------  -------------
Issuance of common stock in June 1999
  for cash at an average of $.004 per share     666,665  $        200  $          6,889  $              -   $      7,089

Issuance of common stock at $.003 for
  professional services paid directly by
  the president of the Company                6,000,000           600             54,400                -         55,000

Loss for period ending, December 31, 1999             -             -                  -          (52,045)       (52,045)
                                              ---------  ------------  -----------------  ----------------  -------------
  Balance at December 31, 1999                6,666,665  $        800  $          61,289  $       (52,045)  $     10,044

Loss for period ending, March 31, 2000                -             -                  -          (10,030)       (10,030)
                                              ---------  ------------  -----------------  ----------------  -------------
  Balance at March 31, 2000  (Unaudited)      6,666,665  $        800  $          61,289  $       (62,075)  $         14
                                              =========  ============  =================  ================  =============


               See accountant's review report and notes to financial statements.

                                                   WEBMEDICALSERVICES.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENT OF CASH FLOWS


                                                                               For the Period           Period From
                                                            For the Three   From February 16, 1999   February 16, 1999
                                                             Months Ended    (Inception) Through    (Inception) Through
                                                            March 31, 2000      March 31, 1999        March 31, 2000
                                                              (Unaudited)        (Unaudited)             (Unaudited)
                                                            --------------  -----------------------  ------------------
Cash flows from operating activities:
  Net loss                                                  $     (10,030)  $              (25,000)  $         (62,075)
  Direct payments for professional services by stockholder         10,000                   25,000              55,000
                                                            --------------  -----------------------  ------------------

  Net cash used in operating activities                               (30)                      -               (7,075)
                                                            --------------  -----------------------  ------------------

Cash flows from investing activities:                                   -                        -                   -
                                                            --------------  -----------------------  ------------------

Cash flows from financing activities:
  Issuance of stock                                                     -                        -               7,089
                                                            --------------  -----------------------  ------------------

  Net cash provided by financing activities                             -                        -                   -
                                                            --------------  -----------------------  ------------------

Net increase(decrease)  in cash                                       (30)                      -                  (30)

Cash, beginning of period                                               -                        -                   -
                                                            --------------  -----------------------  ------------------

Cash, end of period                                         $         (30)  $                    -   $             (30)
                                                            ==============  =======================  ==================

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest and income taxes:
    Interest                                                $           -   $                    -   $               -
                                                            ==============  =======================  ==================
    Income taxes                                            $           -   $                    -   $               -
                                                            ==============  =======================  ==================

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Professional services paid directly by stockholder        $      10,000   $               25,000   $          55,000
                                                            ==============  =======================  ==================


               See accountant's review report and notes to financial statements.

                          WEBMEDICALSERVICES.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

WebMedicalServices.com, Inc., (hereinafter "the Company"), was incorporated in February 1999 under the laws of the State of Nevada primarily for the purpose of providing medical services and non-prescription products to the public via the internet. The Company also plans to design and sell websites to physicians, giving the physicians exclusivity in various geographic regions. At March 31, 2000, the Company is operating from the residence of the Company's president, in Miami, Florida. The Company is expected to secure separate office space in the near future.

The Company is in the development stage and as of March 31, 2000 had not realized any significant revenues from its planned operations.

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

As shown in the accompanying financial statements, the Company has generated no revenues since inception. Through March 31, 2000, the Company had accumulated losses of $62,075. The Company, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                          WEBMEDICALSERVICES.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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

                          WEBMEDICALSERVICES.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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

NOTE  4  -  ACCOUNTS  RECEIVABLE  FROM  STOCKHOLDER

At December 31, 1999, the Company had a receivable from its president, the major stockholder, in the amount of $10,000. This receivable arose from a contract signed by the president with an advisory firm designated to assist in establishing an initial public offering for the Company. The total amount of advisory services was $55,000, which has been expensed and paid in full as of March 31, 2000. This was recorded as payment for the issuance of common stock. See Note 6.

NOTE  5  -  COMMON  STOCK

Upon incorporation, the Company authorized the issuance of 50,000,000 shares of common stock at a par value of $0.0001 per share of which 6,666,665 shares are outstanding. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders, but have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared by the Board of Directors in its discretion, from funds legally available therefor. The Company has not authorized any preferred stock, convertible stock, warrants or options as of March 31, 2000.

During the first quarter 2000, a reverse 3:1 stock split occurred. The common stock has been restated in balance sheet and statement of stockholders' equity to reflect the reverse stock split.

The president and director of the Company, Dr. Burton Feinerman, owns 90% of the outstanding common stock.

NOTE  6  -  RELATED  PARTY

The Company issued 433,334 shares of common stock to companies under the control of its key business consultant, J. Thomas Howard LTD., at $.001 per common share.

The Company issued stock to the president in exchange for professional fees to be paid by the president in the amount of $55,000, of which $45,000 had been paid as of December 31, 1999 and $55,000 as of March 31, 2000. See Note 4. The professional fees were due to J. Thomas Howard LTD., which contracted to provide services related to the initial registration of the Company under the Securities Act of 1934. The voting rights of the shares related to this transaction are held by J. Thomas Howard LTD until the liability is satisfied.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Some of the statements contained in this Form 10-QSB discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actually results to differ from projections include, for example:\

   - the success or failure of management's efforts to implement their business strategy
   - the Company's ability to rise sufficient capital to meet operating requirements
   -  the  Company's  ability  to  compete  with  major  established  companies
   -  the  Company's  ability  to  attract  and  retain  physicians
   -  the  Company's ability to keep its website operational and manage the site
   -  federal,  state  or  local  governmental  regulations
   -  foreign  governmental  regulations  and  import/export  laws
   -  seasonal  effects  on  revenue  for  the  products  its  markets
   -  the  success  of  the  Company's  marketing  campaigns
   - the amount and timing of operating costs and capital expenditures relating to maintaining and expanding the business, operations and infrastructure of the company
   - the Company's ability to upgrade and develop its systems and infrastructure to accommodate growth
   - the Company's ability to attract new personnel in a timely and effective manner
   - the Company's ability to retain key employees in its healthcare marketing business
   - the timing, cost and availability of advertising in traditional media and on other websites and online services
   -  consumer  trends  and  popularity  of  the  products  to  be  sold
   -  the  level  of  use  of  the  Internet  and  online  services
   -  general  economic  conditions

GENERAL

     WebMedicalServices.com, Inc. was organized by the filing of articles of incorporation with the Secretary of State of the State of Nevada on February 16, 1999. The articles of the Company authorized the issuance of fifty million
(50,000,000) shares of Common Stock at a par value of $0.0001 per share. On March 31, 2000, the President announced a reversal stock split of 1 to 3, reducing the total number of outstanding shares from 20,000,000 shares to 6,666,666 shares.

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

PLAN  OF  OPERATIONS

     The Company has been in the development stage since its inception and has not generated any revenues from operations. However, the Company anticipates that expenses will continue to increase during 2000 with the development of its website and the acquisition of contracts with physicians. Additional capital will be necessary to expand operations or continue current operations. The Company has financed its growth primarily from the sale of common stock. The Company's sources of external and internal financing are limited, and it is not expected that its internal source of liquidity will improve until net cash is provided by operating activities, and, until such time, it will rely upon external sources for liquidity. The Company has not established any lines of credit or other significant financing arrangement with any third-part lenders. There can be no assurance that the Company will be able to obtain financing on reasonable terms, if at all. Until the Company is able to develop, construct and operate its website, and until the Company contracts with physicians, and derive revenues there from, the Company will continue to use cash obtained from outside sources for its operations and development of its business.

     In the future, the Company may be required to seek debt or equity financing (public or private), curtail operations, or otherwise bring cash flows in balance if it approaches a condition of cash insufficiency. The Company anticipates a need for additional capital, but has no specific commitments with respect thereto. There is no assurance that the Company will be successful in any such effort.

PART  II

Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 2, 3, 4, and 5 are omitted.

ITEM  6  EXHIBITS  AND  REPORTS

a)  Exhibit  27.1   Financial  Data  Schedule

b)  Form  8-K  incorporated  by  reference  filed  April  6,  2000.

                                 SIGNATURE PAGE

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                         WebMedicalServices.com,  Inc.


Date:  May 8, 2000                       /s/  Burton  Feinerman
                                         Burton  Feinerman,  President