Form 10QSB
period 2000-06-30
WEBMEDICAL SERVICES COM INC
filed 2000-08-14
CIK 1099116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(  X  )     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  (D) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934
                   For  the  quarterly  period  ended  June 30, 2000

(     )     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                          WebMedicalServices.com, Inc.
             (Exact name of registrant as specified in its charter)

                       Commission file number:  000-28545

Nevada                                                        88-0418439
(State  of Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                          Identification  No)



11077 Biscayne Blvd, N. Miami, Fl                              33160
(Address  of  Principal  Executive  Office)                  (Zip  Code)

                                  502-212-2182
              (Registrant's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  (  X  )     NO  (     )

As of June 30, 2000 registrant had 6,666,666 shares of Common Stock outstanding.

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

                          WEBMEDICALSERVICES.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 JUNE 30, 2000




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

Board  of  Directors
WebMedicalServices.com,  Inc.
11077 Biscayne Blvd.
N. Miami, Fl 33160
                           Accountant's Review Report

We have reviewed the accompanying balance sheet of WebMedicalServices.com, Inc. (a development stage company) as of March 31, 2000 and the related statements of operations, cash flows, and stockholders' equity for the three months ended June 30, 2000, and for the period from February 16, 1999 (inception) through
June 30, 2000. These financial statements are the responsibility of the Company's management

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

                                                  WEBMEDICALSERVICES.COM, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                          BALANCE SHEET



                                                                            June 30,              December 31,
                                                                              2000                     1999
A S S E T S                                                                (Unaudited)
                                                                     -----------------------  -----------------------
  CURRENT ASSETS
    Cash                                                             $                   14   $                   44
    Receivable from shareholder                                                           -                   10,000
                                                                     -----------------------  -----------------------
      TOTAL CURRENT ASSETS                                                               14                   10,044
                                                                     -----------------------  -----------------------

                                                                                          -
    TOTAL ASSETS                                                                         14   $               10,044
                                                                     =======================  =======================

L I A B I L I T I E S   &   S T O C K H O L D E R S '   E Q U I T Y

  TOTAL CURRENT LIABILITIES                                                               -                        -
                                                                     -----------------------  -----------------------

  TOTAL LIABILITIES                                                                       -                        -
                                                                     -----------------------  -----------------------
                                                                                          -
  COMMITMENTS AND CONTINGENCIES                                                           -                        -
                                                                     -----------------------  -----------------------
                                                                                          -
  STOCKHOLDER'S EQUITY                                                                    -
    Common stock, 50,000,000 shares authorized,                                           -
      $.0001 par value; 6,666,665 shares                                                  -
      issued and outstanding                                                            667                      667
    Additional paid-in capital                                                       61,422                   61,422
    Accumulated deficit                                                             (62,075)                 (52,045)
                                                                     -----------------------  -----------------------
    TOTAL STOCKHOLDERS' EQUITY                                                           14                   10,044
                                                                     -----------------------  -----------------------
                                                                                          -
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           14   $               10,044
                                                                     =======================  =======================


         See accountant's review report and notes to financial statements

                                           WEBMEDICALSERVICES.COM, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF OPERATIONS


                                                                      For the Period            Period From
                                                 For the Three     From February 16, 1999     February 16, 1999
                                                  Months Ended      (Inception) Through      (Inception) Through
                                                 June 30, 2000        June 30, 1999             June 30, 2000
                                                  (Unaudited)           (Unaudited)              (Unaudited)
                                                ---------------  ------------------------  ---------------------

R E V E N U E S                                 $             -   $                     -   $                  -
                                                ---------------  ------------------------  ---------------------

E X P E N S E S
  Bank charges                                              30                         -                     30
  Professional services                                 10,000                    25,000                 62,045
                                                ---------------  ------------------------  ---------------------
   TOTAL OPERATING EXPENSES                             10,030                    25,000                 62,075
                                                ---------------  ------------------------  ---------------------
NET LOSS                                        $      (10,030)                  (25,000)               (62,075)
                                                ---------------  ------------------------  ---------------------

  Basic and diluted net loss per common share   $       nil                 nil             $             (0.01)
                                                ---------------  ------------------------  ---------------------
  Weighted average number of basic and diluted
    common stock shares outstanding                  6,666,665                 6,666,665              6,666,665
                                                ---------------  ------------------------  ---------------------


         See accountant's review report and notes to financial statements

                                         WEBMEDICALSERVICES.COM, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF STOCKHOLDERS' EQUITY






                                                     Common Stock
                                              --------------------------                                           Total
                                                 Number                      Additional        Accumulated      Stockholders'
                                               of Shares       Amount      Paid-in Capital       Deficit           Equity
                                              ------------  ------------  -----------------  ----------------  --------------
Issuance of common stock in June 1999
  for cash at an average of $.004 per share        666,665  $        200  $           6,889  $             -   $       7,089

Issuance of common stock at $.003 for
  professional services paid directly by
  the president of the Company                   6,000,000           600             54,400                -          55,000

Loss for period ending, December 31, 1999                -             -                  -          (52,045)        (52,045)
                                              ------------  ------------  -----------------  ----------------  --------------
  Balance at December 31, 1999                   6,666,665  $        800  $          61,289  $       (52,045)  $      10,044

Loss for period ending, June 30, 2000                   -             -                  -          (10,030)        (10,030)
                                              ------------  ------------  -----------------  ----------------  --------------
  Balance at June 30, 2000  (Unaudited)          6,666,665  $        800  $          61,289  $       (62,075)             14
                                              ============  ============  =================  ================  ==============


         See accountant's review report and notes to financial statements

                                                 WEBMEDICALSERVICES.COM, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                                    STATEMENT OF CASH FLOWS


                                                                                  For the Period             Period From
                                                             For the Three     From February 16, 1999     February 16, 1999
                                                              Months Ended      (Inception) Through      (Inception) Through
                                                             June 30, 2000        June 30, 1999            June 30, 2000
                                                              (Unaudited)           (Unaudited)              (Unaudited)
                                                            ----------------  ------------------------  ---------------------
Cash flows from operating activities:
  Net loss                                                  $       (10,030)  $               (25,000)  $            (62,075)
  Direct payments for professional services by stockholder           10,000                    25,000                 55,000
                                                            ----------------  ------------------------  ---------------------
  Net cash used in operating activities                                 (30)                        -                 (7,075)
                                                            ----------------  ------------------------  ---------------------
Cash flows from investing activities:                                     -                         -                      -
                                                            ----------------  ------------------------  ---------------------
Cash flows from financing activities:
  Issuance of stock                                                       -                         -                  7,089
                                                            ----------------  ------------------------  ---------------------
  Net cash provided by financing activities                               -                         -                      -
                                                            ----------------  ------------------------  ---------------------
Net increase(decrease)  in cash                                         (30)                        -                    (30)
Cash, beginning of period                                                 -                         -                      -
                                                            ----------------  ------------------------  ---------------------
Cash, end of period                                         $           (30)  $                     -   $                (30)
                                                            ================  ========================  =====================
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest and income taxes:
    Interest                                                $             -   $                     -   $                  -
                                                            ================  ========================  =====================
    Income taxes                                            $             -   $                     -   $                  -
                                                            ================  ========================  =====================
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Professional services paid directly by stockholder        $        10,000   $                25,000   $             55,000
                                                            ================  ========================  =====================


         See accountant's review report and notes to financial statements

                          WEBMEDICALSERVICES.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 June 30, 2000

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

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

                           WEBMEDICALSERVICES.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 JUNE 30,  2000

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

                            WEBMEDICALSERVICES.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                JUNE 30,  2000

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

NOTE  4  -  ACCOUNTS  RECEIVABLE  FROM  STOCKHOLDER

At December 31, 1999, the Company had a receivable from its president, the major stockholder, in the amount of $10,000. This receivable arose from a contract signed by the president with an advisory firm designated to assist in establishing an initial public offering for the Company. The total amount of advisory services was $55,000, which has been expensed and paid in full as of June 30, 2000. This was recorded as payment for the issuance of common stock. See Note 6.

NOTE  5-COMMON  STOCK

Upon incorporation, the Company authorized the issuance of 50,000,000 shares of common stock at a par value of $0.0001 per share of which 6,666,665 shares are outstanding. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders, but have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared by the Board of Directors in its discretion, from funds legally available therefor. The Company has not authorized any preferred stock, convertible stock, warrants or options as of June 30, 2000.

During the first quarter 2000, a reverse 3:1 stock split occurred. The common stock has been restated in balance sheet and statement of stockholders' equity to reflect the reverse stock split.

The president and director of the Company, Dr. Burton Feinerman, owns 90% of the outstanding common stock.

NOTE  6-RELATED  PARTY

The Company issued 433,334 shares of common stock to companies under the control of its key business consultant, J. Thomas Howard LTD., at $.001 per common share.

The Company issued stock to the president in exchange for professional fees to be paid by the president in the amount of $55,000, of which $45,000 had been paid as of December 31, 1999 and $55,000 as of June 30, 2000. See Note 4. The professional fees were due to J. Thomas Howard LTD., which contracted to provide services related to the initial registration of the Company under the Securities Act of 1934. The voting rights of the shares related to this transaction are held by J. Thomas Howard LTD until the liability is satisfied.

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

                                       WebMedicalServices.com,  Inc.


Date:  May  8,  2000                   /s/  Edward Martin
                                       -----------------------------
                                       Edward Martin,  President